Form 10QSB
period 2000-09-30
BALSTRON CORP/NY
filed 2000-11-14
CIK 1077281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2000.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of September 30, 2000, there were 2,490,000 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                                     PART I


                              FINANCIAL INFORMATION




Item 1. Financial Statements

                                                                  BALSTRON CORP.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
                            December 31, 1999 and September 30, 2000 (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                September 30, December 31,
                                                                     2000        1999
                                                                ------------- -----------
                                                                  (unaudited)
Assets
     Cash                                                          $ 15,799    $ 30,395
     Prepaid expenses                                                 1,164         -
                                                                   --------    --------

                      Total assets                                 $ 16,963    $ 30,395
                                                                   ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accrued expenses                                              $  1,000    $  2,790
                                                                   --------    --------

         Total current liabilities                                    1,000       2,790
                                                                   --------    --------

Stockholders' equity
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
         no shares issued and outstanding                               -           -
     Common stock, $0.001 par value
         40,000,000 shares authorized
         2,490,000 (unaudited) and 2,170,000 shares issued
              and outstanding                                         2,490       2,170
     Additional paid-in capital                                      40,610      36,180
     Contributed capital - stock warrants outstanding                 2,813       2,813
     Deficit accumulated during the development stage               (29,950)    (13,558)
                                                                   --------    --------

                  Total stockholders' equity                         15,963      27,605
                                                                   --------    --------

                      Total liabilities and stockholders' equity   $ 16,963    $ 30,395
                                                                   ========    ========

   The accompanying notes are an integral part of these financial statements.

                                                                  BALSTRON CORP.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
 For the Three and Nine Months Ended September 30, 2000 and 1999 (unaudited) and for the Period from October 6, 1998 (Inception) to
                                                  September 30, 2000 (unaudited)
--------------------------------------------------------------------------------

                                                                                                       For the
                                                                                                     Period from
                                          For the                           For the                   October 6,
                                    Three Months Ended                 Nine Months Ended                 1998
                                        September 30,                     September 30,             (Inception) to
                             ---------------------------------  ---------------------------------    September 30,
                                   2000              1999             2000              1999             2000
                             ---------------   ---------------  ----------------  ---------------  ----------------
                               (unaudited)       (unaudited)      (unaudited)       (unaudited)       (unaudited)

Operating expenses           $         7,388   $         4,754  $         16,392  $         8,752  $         29,950
                             ---------------   ---------------  ----------------  ---------------  ----------------

Net loss                     $        (7,388)  $        (4,754) $        (16,392) $        (8,752) $        (29,950)
                             ===============   ===============  ================  ===============  ================

Basic and diluted
   Loss per common
     share                   $        (0.003)  $        (0.002) $         (0.007) $        (0.004) $         (0.014)
                             ===============   ===============  ================  ===============  ================

Weighted-average
   common shares
   outstanding                     2,271,978         2,170,000         2,203,993        2,151,140         2,157,007
                             ===============   ===============  ================  ===============  ================

   The accompanying notes are an integral part of these financial statements.

                                                                  BALSTRON CORP.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                              For the Period from October 6, 1998 (Inception) to
                                                  September 30, 2000 (unaudited)
--------------------------------------------------------------------------------

                                                                                          Contributed     Deficit
                                                                                            Capital -   Accumulated
                                                                             Additional      Stock      during the
                                                        Common Stock           Paid-In      Warrants    Development
                                                     Shares       Amount       Capital     Outstanding     Stage        Total
                                                 ------------  ------------  -----------   ----------  ------------  -----------
Balance, October 6, 1998 (inception)                        -  $          -  $         -   $        -  $          -  $         -
Sale of common stock                                2,020,000         2,020        2,580                                   4,600
Net loss                                                                                                     (1,238)      (1,238)
                                                 ------------  ------------  -----------   ----------  ------------  -----------

Balance, December 31, 1998                          2,020,000         2,020        2,580            -        (1,238)       3,362
Sale of common stock                                  150,000           150       33,600                                  33,750
Issuance of stock warrants                                                                      2,813                      2,813
Net loss                                                                                                    (12,320)     (12,320)
                                                 ------------  ------------  -----------   ----------  ------------  -----------

Balance, December 31, 1999                          2,170,000         2,170       36,180        2,813       (13,558)      27,605
Issuance of common stock (unaudited)                  170,000           170        2,280                                   2,450
Exercise of warrants issued (unaudited)               150,000           150        2,150                                   2,300
Net loss (unaudited)                                                                                        (16,392)     (16,392)
                                                 ------------  ------------  -----------   ----------  ------------  -----------

     Balance, September 30, 2000 (unaudited)        2,490,000  $      2,490  $    40,610   $    2,813  $    (29,950) $    15,963
                                                 ============  ============  ===========   ==========  ============  ===========

   The accompanying notes are an integral part of these financial statements.

                                                                  BALSTRON CORP.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30, 2000 and 1999 (unaudited) and for the Period from October 6, 1998 (Inception) to
                                                  September 30, 2000 (unaudited)
--------------------------------------------------------------------------------

                                                                                                        For the
                                                                                                      Period from
                                                              For the Nine Months Ended(Inception)     October 6,
                                                                         to September 30,                  1998
                                                              ------------------------------------    September 30,
                                                                      2000              1999              2000
                                                                ----------------  ---------------   ---------------
                                                                   (unaudited)       (unaudited)      (unaudited)
Cash flows from operating activities
   Net loss                                                     $        (16,392) $        (8,752) $        (29,950)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Stock warrants outstanding                                              -            2,813             2,813
       Issuance of common stock for services
         rendered                                                          2,450                -             2,450
       Exercise of warrants issued for services
         rendered                                                            800                -               800
   Change in
     Prepaid expenses                                                     (1,164)             903            (1,164)
     Accrued expenses                                                     (1,790)             574             1,000
                                                                ----------------  ---------------  ----------------

Net cash used in operating activities                                    (16,096)          (4,462)          (24,051)
                                                                ----------------  ---------------  ----------------

Cash flows from financing activities
   Cash received for common stock                                          1,500           38,250            39,850
   Due to stockholder                                                          -           (3,076)                -
                                                                ----------------  ---------------  ----------------

Net cash provided by financing activities                                  1,500           35,174            39,850
                                                                ----------------  ---------------  ----------------

Net increase (decrease) in cash                                          (14,596)          30,712            15,799

Cash, beginning of period                                                 30,395              100                 -
                                                                ----------------  ---------------  ----------------

Cash, end of period                                             $         15,799  $        30,812  $         15,799
                                                                ================  ===============  ================

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

NOTE 2 - ACCRUED EXPENSES

         The Company has accrued a disputed bill from a vendor that is estimated to range from $200 to $2,000. However, the Company is of the opinion that a reasonable amount to accrue in the financial statements is $1,000.

NOTE 3 - WARRANTS OUTSTANDING

         On April 19, 1999, warrants to purchase 51,000 shares of the Company's common stock, par value $0.001, were issued to the placement agent at an exercise price of $0.255 per share. The shares vest immediately and can be exercised within seven years from the date of issuance of the warrants. The fair value of the warrants at the date of issuance was approximately $2,813 based on the fair value of the placement agent's services, less cash paid. As of September 30, 2000, the warrants were still outstanding.

NOTE 4 - ISSUANCE OF COMMON STOCK

         During the nine months ended September 30, 2000, the Company issued 170,000 shares (unaudited) of common stock valued at $2,450 (unaudited) under various agreements with several consultants in return for certain professional services rendered, which were not related to raising capital.

NOTE 5 - EXERCISE OF WARRANTS ISSUED

         On June 26, 2000, pursuant to a consulting agreement, warrants to purchase a total of 150,000 shares (unaudited) of the Company's common stock, par value $0.001, were issued to various consultants at an exercise price of $0.01 (unaudited) per share. In September 2000, holders of these warrants exchanged the warrants for 150,000 shares (unaudited) of common stock, the consideration for which was the fair value of their services, valued at $800, and a cash payment of $1,500. The services rendered were not related to the raising of capital.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

Expenses for Nine Months Ending September 30, 2000

         Net cash used in operating activities for the nine months ended September 30, 2000 was $16,096 compared to $4,462 for the nine months ended September 30, 1999. The Company did not have other sources or uses of cash during the nine months ended September 30, 2000. Accrued expenses decreased by $1,790 compared to December 31, 1999. Accordingly cash on hand decreased by $14,596 for the nine months ended September 30, 2000 to $15,799.

         Expenses increased by approximately $2,634 and $7,640, respectively, for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999. The increases resulted primarily from accounting/auditing, legal and general administrative expenses relating to the Company's quarterly and annual on-going expenses by obtaining the agreement of certain of its professional service providers to permit the Company to defer or forego cash payment of the expense of their services in exchange for securities of the Company. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

                                     PART II


                                OTHER INFORMATION




 Item 6.  Exhibits and Reports on Form 8-K.


     (a)    Exhibits

     Exhibit No.     Description
     -----------     -----------


         27          Financial Table Schedule- Exhibit 27


     (b)    Reports on Form 8-K


     No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             BALSTRON CORPORATION



Date:  November 14, 2000                     By /s/ James A. Prestiano
       -----------------                       -----------------------
                                               James A. Prestiano,
                                               President, Secretary and
                                               Chief Financial Officer