Form 10QSB
period 2002-06-30
BALSTRON CORP/NY
filed 2002-08-14
CIK 1077281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Fiscal Quarter Ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of August 8, 2002, there were 2,545,000 shares of Common Stock, par value $.001 per share, outstanding

Transitional Small Business Disclosure Format (check one):
Yes             No     X
   -----------    -----------

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements.

                                                                  BALSTRON CORP.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                        December 31, 2001 and June 30, 2002 and 2001 (unaudited)
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

                                                                  BALSTRON CORP.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
                                 December 31, 2001 and June 30, 2002 (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                              June 30,     December 31,
                                                                                2002           2001
                                                                              --------       --------
                                                                             (unaudited)
Assets
      Cash                                                                    $  3,071       $  4,754
      Prepaid expenses                                                             247            909
                                                                              --------       --------

                              Total assets                                    $  3,318       $  5,663
                                                                              ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accrued expenses                                                           2,400          2,136
                                                                              --------       --------

            Total current liabilities                                            2,400          2,136
                                                                              --------       --------

Stockholders' equity
      Preferred stock, $0.001 par value
            5,000,000 shares authorized
            no shares issued and outstanding                                        --             --
      Common stock, $0.001 par value
            40,000,000 shares authorized
            2,545,000 (unaudited) and 2,545,000 shares issued
                  and outstanding                                                2,545          2,545
      Additional paid-in capital                                                42,055         42,055
      Contributed capital - stock warrants outstanding                           2,813          2,813
      Deficit accumulated during the development stage                         (46,495)       (43,886)
                                                                              --------       --------

                        Total stockholders' equity                                 918          3,527
                                                                              --------       --------

                              Total liabilities and stockholders' equity      $  3,318       $  5,663
                                                                              ========       ========

The accompanying notes are an integral part of these financial statements.

                                                                  BALSTRON CORP.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
       For the Three and Six Months Ended June 30, 2002 and 2001 (unaudited) and for the Period from October 6, 1998 (Inception) to June 30, 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                                                   For the
                                                                                                 Period from
                                        For the                          For the                  October 6,
                                   Three Months Ended                Six Months Ended                1998
                                        June 30,                         June 30,               (Inception) to
                               ---------------------------     ----------------------------        June 30,
                                  2002             2001            2002            2001              2002
                               -----------      ----------      ----------      -----------       -----------
                               (unaudited)      (unaudited)     (unaudited)     (unaudited)       (unaudited)
Operating expenses             $     1,797      $    1,572      $    2,609      $     3,808       $    46,495
                               -----------      ----------      ----------      -----------       -----------

Net loss                       $    (1,797)     $   (1,572)     $   (2,609)     $    (3,808)      $   (46,495)
                               ===========      ==========      ==========      ===========       ===========

Basic and diluted
   Loss per common
   Share                       $    (0.001)     $   (0.001)     $   (0.001)     $    (0.002)      $    (0.020)
                               ===========      ==========      ==========      ===========       ===========

Weighted-average
   common shares
   outstanding                   2,545,000       2,490,000       2,545,000        2,490,000         2,328,074
                               ===========      ==========      ==========      ===========       ===========


The accompanying notes are an integral part of these financial statements.

                                                                  BALSTRON CORP.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
    For the Period from October 6, 1998 (Inception) to June 30, 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                                       Contributed        Deficit
                                                                                        Capital -       Accumulated
                                                 Common Stock             Additional      Stock         during the
                                          --------------------------       Paid-In       Warrants       Development
                                            Shares          Amount         Capital      Outstanding       Stage           Total
                                          ----------      ----------      ----------     ----------     ----------      ----------
Balance, October 6, 1998 (inception)             --       $       --      $       --     $       --     $       --      $       --
Issuance of common stock                  2,020,000            2,020           2,580                                         4,600
Net loss                                                                                                    (1,238)         (1,238)
                                         ----------       ----------      ----------     ----------     ----------      ----------
Balance, December 31, 1998                2,020,000            2,020           2,580             --         (1,238)          3,362

Issuance of common stock                    150,000              150          33,600                                        33,750
Issuance of stock warrants                                                                    2,813                          2,813
Net loss                                                                                                   (12,320)        (12,320)
                                         ----------       ----------      ----------     ----------     ----------      ----------
Balance, December 31, 1999                2,170,000            2,170          36,180          2,813        (13,558)         27,605

Issuance of common stock                    170,000              170           2,280                                         2,450
Issuance and exercise of stock warrants     150,000              150           2,150                                         2,300
Net loss                                                                                                   (20,239)        (20,239)
                                         ----------       ----------      ----------     ----------     ----------      ----------
Balance, December 31, 2000                2,490,000            2,490          40,610          2,813        (33,797)         12,116

Issuance of common stock                     55,000               55           1,445                                         1,500
Net loss                                                                                                   (10,089)        (10,089)
                                         ----------       ----------      ----------     ----------     ----------      ----------
Balance, December 31, 2001                2,545,000            2,545          42,055          2,813        (43,886)          3,527

Net Loss (unaudited)                                                                                        (2,609)         (2,609)
                                         ----------       ----------      ----------     ----------     ----------      ----------

    Balance, June 30, 2002 (unaudited)    2,545,000       $    2,545      $   42,055     $    2,813     $  (46,495)     $      918
                                         ==========       ==========      ==========     ==========     ==========      ==========

The accompanying notes are an integral part of these financial statements.

                                                                  BALSTRON CORP.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001 (unaudited) and for the Period from October 6, 1998 (Inception) to June 30, 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                                     For the
                                                                                   Period from
                                                               For the              October 6,
                                                           Six Months Ended            1998
                                                               June 30,           (Inception) to
                                                       -----------------------       June 30,
                                                         2002           2001           2002
                                                       --------       --------       --------
                                                      (unaudited)    (unaudited)    (unaudited)
   Cash flows from operating activities
   Net loss                                            $ (2,609)      $ (3,808)      $(46,495)
   Adjustments to reconcile net loss to net cash
      used in operating activities
         Stock warrants outstanding                          --             --          2,813
         Issuance of common stock for services
            rendered                                         --             --          3,950
         Exercise of warrants issued for services
            rendered                                         --             --            800
   Change in
      Prepaid expenses                                      662         (1,049)          (247)
      Accrued expenses                                      264         (1,006)         2,400
                                                       --------       --------       --------

Net cash used in operating activities                    (1,683)        (5,863)       (36,779)
                                                       --------       --------       --------

Cash flows from financing activities
   Cash received for common stock                            --             --         39,850
                                                       --------       --------       --------

Net cash provided by financing activities                    --             --         39,850
                                                       --------       --------       --------

Net increase (decrease) in cash                          (1,683)        (5,863)         3,071

Cash, beginning of period                                 4,754         12,904             --
                                                       --------       --------       --------

Cash, end of period                                    $  3,071       $  7,041       $  3,071
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

            -----------------------------------------
            In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. This statement is not applicable to the Company.

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


NOTE 2 - WARRANTS OUTSTANDING

            On April 19, 1999, warrants to purchase 51,000 shares of the Company's common stock, par value $0.001, were issued to the placement agent at an exercise price of $0.255 per share. The shares vest immediately and can be exercised within seven years from the date of issuance of the warrants. The fair value of the warrants at the date of issuance was approximately $2,813 based on the fair value of the placement agent's services, less cash paid. As of June 30, 2002, the warrants were still outstanding.


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

Expenses for the Six Months Ended June 30, 2002

     Net cash used in operating activities for the six months ended June 30, 2002 was $1,683, as compared to $5,863 for the six months ended June 30, 2001. The Company did not have other sources or uses of cash during the six months ended June 30, 2002. Accordingly cash on hand decreased by $1,683 for the six months ended June 30, 2002 to $3,071. The Company's total liabilities and stockholders' equity as of June 30, 2002 was reduced by $2,345 to $3,318, as compared to total liabilities and stockholders' equity of $5,663 at the fiscal year end December 31, 2001.

     Expenses of approximately $2,609 for the six months ended June 30, 2002 resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's annual and periodic public disclosure and reporting requirements. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

     There can be no assurances that the Company will have sufficient funds to complete a Merger or to maintain its status as a publicly reporting company. Additionally, there can be no assurances that the Company will be able to raise additional funds to complete a Merger or to maintain its status as a publicly reporting company. In the event that the Company is unable to remain current in the filing of its periodic reports with the Securities and Exchange Commission then the perceived value of the Company as a capital market access corporation will be greatly diminished.

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

(2) Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (SEC File No. 333-41916), filed on July 20, 2000.

(3) Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-8 (SEC File No. 333-41916), filed on July 20, 2000.


          (b)    Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           BALSTRON CORPORATION

Date: August 13, 2002      By /s/ James A. Prestiano
                              --------------------------------------------------
                              James A. Prestiano, President, Secretary and Chief Financial Officer



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with this Form 10-QSB of the Company for the three month period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James A. Prestiano, the President and sole officer of the Company, hereby certify, based on my knowledge and solely for the purposes of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 13, 2002      By /s/ James A. Prestiano
                              --------------------------------------------------
                              James A. Prestiano, President, Secretary and Chief Financial Officer